Form 10-K
period 2005-12-31
PPLUS TRUST SERIES GSC-3
filed 2006-03-30
CIK 1309257

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                           --------------------------

                For the fiscal year ended:    Commission file number:
                     December 31, 2005              001-32364

                          MERRILL LYNCH DEPOSITOR, INC.
                     (ON BEHALF OF PPLUS TRUST SERIES GSC-3)
             (Exact name of registrant as specified in its charter)

                         DELAWARE                    13-3891329
               (State or other jurisdiction      (I. R. S. Employer
                     of incorporation)           Identification No.)

               WORLD FINANCIAL CENTER,
                  NEW YORK, NEW YORK                   10080
                (Address of principal                (Zip Code)
                 executive offices)

                           --------------------------

    Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PPLUS Trust Certificates Series GSC-3 listed on The New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                           Yes [ ]             No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                           Yes [ ]             No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]             No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes [ ]             No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [ ]             No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

       PART I

       ITEM 1.   BUSINESS

                 For information with respect to the underlying securities held by PPLUS Trust Series GSC-3, please refer to The Goldman Sachs Group, Inc.'s (Commission file number 001-14965) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities guarantor and the underlying securities issuer have filed electronically with the SEC.

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

       ITEM 1A.  RISK FACTORS

                 Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities guarantor may file in its Exchange Act reports as referenced in Item 1 above.

                 IF THE UNDERLYING SECURITIES ARE REDEEMED PRIOR TO THE MATURITY DATE OF THE UNDERLYING SECURITIES OR IF ANY CALL WARRANTS ARE EXERCISED PRIOR TO THE STATED MATURITY DATE, YOU MAY NOT BE ABLE TO REINVEST YOUR REDEMPTION OR CALL PROCEEDS AT A YIELD COMPARABLE TO THE YIELD YOU WOULD HAVE RECEIVED ON YOUR TRUST CERTIFICATES

                 The yield you will realize on your trust certificates depends upon several factors, including:

                 o   the purchase price of trust certificates,

                 o   when you acquire your trust certificates,

                 o whether the underlying securities issuer exercises its option to redeem the underlying securities, and

                 o whether the call warrant holders exercise their optional rights to purchase outstanding trust certificates.

                 The underlying securities issuer has the right to redeem the underlying securities in whole or in part at its option or in part if it becomes obligated to pay additional amounts. Because the underlying securities issuer has the right to redeem the underlying securities early, we cannot assure you that the trust will be able to hold the underlying securities until the maturity date of the underlying securities.

                 Although the call warrant holders are not obligated to exercise the call warrants, the yield you will realize on your trust certificates depends on whether the call warrant holders exercise their call warrants to purchase the trust certificates.

                 Prevailing interest rates at the time of an early redemption or a call exercise may be lower than the yield on your trust certificates. Therefore, you may be unable to realize a comparable yield upon reinvesting the funds you receive from an early redemption or exercise of any call warrants. In addition, if the prevailing market value of the trust certificates exceeds the redemption price or call exercise price paid to you upon a redemption of the underlying securities or the exercise of a call, you will not be able to realize such excess.

                 YOU MAY NOT BE PAID IF THE ASSETS OF THE TRUST ARE INSUFFICIENT

                 Currently, the trust has no significant assets other than the underlying securities and the underlying securities guarantee. If the underlying securities and the underlying securities guarantee are insufficient to make payments or distributions on the trust certificates, no other assets will be available for payment of the deficiency. The underlying securities issuer is organized as a holding company that owns subsidiary companies. According to the underlying securities prospectus, those subsidiary companies conduct substantially all of the underlying securities issuer's business and results in three principal risks:

                 o the underlying securities issuer's right to participate as an equity holder in any distribution of assets of any of its subsidiaries upon the subsidiary's liquidation or otherwise, and thus the ability of its security holders, including the trust, to benefit from the distribution, will be subject to prior claims of the subsidiary's creditors, except to the extent that any claims the underlying securities guarantor may have as a creditor of the subsidiary are recognized, and

                 o the underlying securities guarantor's ability to service its indebtedness and other obligations is dependent primarily upon the earnings and cash flow of its subsidiaries and the distribution or other payment to it of such earnings and cash flow.

                 YOU MAY NOT RECOVER THE WHOLE OF THE PRESENT VALUE OR STATED AMOUNT (IF APPLICABLE) OF YOUR TRUST CERTIFICATES IF THE TRUST DISPOSES OF THE UNDERLYING SECURITIES ON A DEFAULT BY THE UNDERLYING SECURITIES ISSUER OR IN THE EVENT THE UNDERLYING SECURITIES GUARANTOR CEASES FILING EXCHANGE ACT REPORTS

                 If the underlying securities issuer defaults on its obligations under the underlying securities or the underlying securities guarantor ceases to file Exchange Act reports or ceases to satisfy the requirements of Rule 3-10 of Regulation S-X under the Securities Act, then the trust will either distribute the underlying securities to the trust certificateholders or dispose of them and distribute the proceeds to the trust certificateholders. Your recovery in either of those events may be limited by two factors:

                 o if a default occurs, the market value of the underlying securities may be adversely affected and the proceeds of their disposition may be lower than the aggregate present value or stated amount (if applicable) of the trust certificates; and

                 o in either event, any distribution of funds or underlying securities by the trust to the trust certificateholders will be done in accordance with the allocation ratio as described in the applicable prospectus supplement relating to the trust certificates. The funds or aggregate principal amount of underlying securities you receive on that distribution may be less than the present value or stated amount (if applicable) of your trust certificates.

                 THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES

                 Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities or that adversely affects the underlying securities issuer or the underlying securities guarantor. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if:

                 o   there is a payment default on any underlying securities,

                 o there is another type of default that accelerates the maturity of the underlying securities, or

                 o the underlying securities guarantor ceases to file Exchange Act reports or ceases to satisfy the requirements of Rule 3-10 of Regulation S-X under the Securities Act.

                 Under the first circumstance listed above, the trustee must sell the underlying securities on behalf of the trust, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee's sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

                 THE TRUST CERTIFICATES ARE SUBJECT TO THE CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER AND THE UNDERLYING SECURITIES GUARANTOR

                 The trust certificates represent interests in obligations of the underlying securities issuer and the underlying securities guarantor. In particular, the trust certificates will be subject to all the risks associated with directly investing in both underlying securities issuer's and the underlying securities guarantor's unsecured subordinated debt obligations. None of the underlying indenture, the underlying securities or the underlying securities guarantee places a limitation on the amount of indebtedness that may be incurred by the underlying securities issuer or underlying securities guarantor.

                 THE TRUST'S RIGHT TO DIRECT ACTION AGAINST THE UNDERLYING SECURITIES GUARANTOR TO ENFORCE THE RIGHTS OF THE UNDERLYING SECURITIESHOLDERS IS LIMITED

                 If a debenture event of default occurs and is continuing, then the holders of the underlying securities would rely on, and in certain circumstances could cause, the trustee of the underlying securities issuer to enforce its rights as a holder of the underlying securities and the underlying securities guarantee on behalf of the underlying securities issuer against the underlying securities guarantor. In addition, any registered holder of underlying securities may institute a legal proceeding directly against the underlying securities guarantor to enforce its rights against the underlying securities guarantor without first instituting any legal proceeding against the underlying securities trustee or any other person or entity.

                 THE UNDERLYING SECURITIES GUARANTOR HAS THE ABILITY TO DEFER INTEREST PAYMENTS ON THE UNDERLYING SECURITIES

                 The underlying securities guarantor can, on one or more occasions, defer interest payments on the underlying securities for up to 10 consecutive semiannual interest periods, but not beyond the maturity date of the underlying securities. If the underlying securities guarantor defers interest payments on the underlying securities, the underlying securities issuer will defer distributions on the underlying securities. If the underlying securities issuer defers distributions on the underlying securities, the trust will defer distributions on the trust certificates during any deferral period. No additional amounts will accrue on the trust certificates or be owed to trust certificateholders as a result of any delay, but any additional amounts owed and paid by the underlying securities issuer as a result of the delay will be paid to the trust certificateholders. Prior to the termination of any deferral period, the underlying securities guarantor may further extend the deferment, but the total of all deferral periods must not exceed 10 consecutive semiannual interest periods or extend beyond the maturity date. Upon the termination of any deferral period and the payment of all amounts then due, the underlying securities guarantor may commence a new deferral period, subject to the above requirements.

                 Because the underlying securities guarantor has the right to defer interest payments, the market price of the underlying securities (which represent an undivided beneficial interest in the underlying securities) may be more volatile than other similar securities where the issuer does not have the right to defer interest payments.

                 IF THE UNDERLYING SECURITIES GUARANTOR EXERCISES ITS OPTION TO DEFER INTEREST PAYMENTS ON THE UNDERLYING SECURITIES, THE TRUST CERTIFICATEHOLDERS MAY FACE ADVERSE TAX CONSEQUENCES

                 Should the underlying securities guarantor exercise its right to defer any payment of interest on the underlying securities, each underlying securities holder will be required to accrue interest income (as original issue discount) in respect of the deferred stated interest allocable to its share of the underlying securities for United States federal income tax purposes. As a result, a trust certificateholder, as a beneficial owner of the underlying securities, would have to include this amount in gross income for United States federal income tax purposes prior to the receipt of any cash distributions. In addition, the trust certificateholder would not receive cash from the underlying security issuer related to this income if the trust certificateholder disposes of the trust certificates prior to the record date on which distributions of these amounts are made. To the extent the selling price is less than the trust certificateholder's adjusted tax basis (which will include, in the form of original issue discount, all accrued but unpaid interest), the trust certificateholder will recognize a capital loss. Subject to limited exceptions, capital losses cannot be applied to offset ordinary income for United States federal income tax purposes.

                 THE PAYMENTS OWED TO THE TRUST CERTIFICATEHOLDERS ARE UNSECURED OBLIGATIONS

                 In a liquidation, holders of the underlying securities, including the trust, will be paid only after holders of secured obligations of the underlying securities issuer. According to the underlying securities prospectus, the underlying securities are unsecured and rank equally with all other unsecured and unsubordinated indebtedness of the underlying securities issuer.

                 THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE

                 At the time of issuance, Moody's and S&P assigned ratings to the trust certificates equivalent to the ratings of the underlying securities, as of the date of the applicable prospectus supplement.

                 Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security. Ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that these ratings will remain for any given period of time or that a ratings agency would not revise or withdraw entirely the ratings if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) merit. A revision or withdrawal of a rating may adversely affect the market price of the trust certificates.

       Item 1B.  UNRESOLVED STAFF COMMENTS

                 Not Applicable.

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

       ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

                 Not Applicable.

       PART IV

       ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                 (a)(1)  Financial Statements: Not Applicable.

                 (a)(2)  Financial Statement Schedules: Not Applicable.

                 (a)(3)  List of Exhibits

                 The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                              31.1 Certification of President of Registrant dated March 27, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

                              99.1 Trustee's Annual Compliance Certificate dated February 21, 2006.

                              99.2.     Report of Deloitte & Touche LLP,
                                        Independent Registered Public Accounting
                                        Firm, dated March 24, 2006, Registrant's
                                        Assertion on Compliance with PPLUS
                                        Minimum Servicing Standards dated March
                                        24, 2006 and PPLUS Minimum Servicing
                                        Standards.

                              99.3. Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2006, The Bank of New York's Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2006 and PPLUS Minimum Servicing Standards.

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

                                                 MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                             By: /s/ Stephan Kuppenheimer
                                                    ---------------------------
                                                    Name:  Stephan Kuppenheimer
                                                    Title:  President